Form 10QSB
period 2002-07-31
TERRA NOVA GOLD CORP
filed 2004-01-15
CIK 1178088

Terra Nova Gold Corp.
(formerly Globenet Resources Inc.)

Consolidated Financial Statements
For The Years Ended July 31, 2003 and 2002

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.)
(An exploration stage company)
Consolidated Balance Sheets
(Canadian Dollars)

	July 31,	July 31,
	2003	2002

ASSETS

Current
Cash and cash equivalents	$ 43,501	$ 292,484
Marketable securities	-	38,500
Amounts receivable	18,064	4,419
Advances for exploration	4,010	-
Prepaid expenses	-	16,929

	65,575	352,332

Property, plant and equipment (note 5)	7,859	3,357

Mineral properties (note 6)	137,540	8,840

	$ 210,974	$ 364,529

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 67,049	$ 20,820
Loans payable (note 7)	8,300	-

	75,349	20,820

SHAREHOLDERS' EQUITY

Share capital (note 8)	11,794,888	11,337,138

Deficit	(11,659,263)	(10,993,429)

	135,625	343,709

	$ 210,974	$ 364,529

Commitments (note 6)

Approved by the Directors:

"Harvey Keats"

"Kerry Sparkes"

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.)
(An exploration stage company)
Consolidated Statements of Deficit
(Canadian Dollars)

	Year ended	Year ended
	July 31,	July 31,
	2003	2002

Deficit, beginning of year	$(10,993,429)	$(10,845,209)

Loss for the year	(665,834)	(148,220)

Deficit, end of year	$(11,659,263)	$(10,993,429)

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.)
(An exploration stage company)
Consolidated Statements of Operations
(Canadian Dollars)

	Year ended	Year ended
	July 31,	July 31,
	2003	2002

Expenses
Accounting and audit fees	$ 13,781	$ 24,135
Administration fees	52,000	-
Amortization	5,845	839
Consulting fees	41,056	46,188
Exploration expenditures (see schedule)	236,463	-
Filing fees	20,212	9,715
Legal fees	46,649	27,178
Management fees	-	15,000
Office and miscellaneous	20,637	5,564
Printing	22,425	1,225
Promotion	110,624	4,899
Rent	27,400	2,600
Telephone and communications	19,386	4,232
Transfer agent fees	7,584	3,739
Travel	33,242	16,189
Less: interest income	(1,765)	(435)

Loss before other items	(655,539)	(161,068)

Other items
Gain on sale of marketable securities	3,105	12,848
Write-down of marketable securities	(13,400)	-

Loss for the year	$ (665,834)	$ (148,220)

Basic and diluted loss per share	$ (0.09)	$ (0.04)

Weighted average number of
shares outstanding	7,792,644	3,933,978

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.)
(An exploration stage company)
Consolidated Statements of Cash Flows
(Canadian Dollars)

	Year ended	Year ended
	July 31,	July 31,
Cash provided by (used for):	2003	2002

Operating activities
Loss for the period	$ (665,834)	$ (148,220)
Items not involving cash:
Amortization	5,845	839
Gain on sale of marketable securities	(3,105)	(12,848)
Write-down of marketable securities	13,400	-
Changes in non-cash operating
working capital items:
Amounts receivable	(13,645)	(3,846)
Advances for exploration	(4,010)	-
Prepaid expenses	16,929	(16,929)
Accounts payable and accrued liabilities	46,229	18,057

	(604,191)	(162,947)

Financing activities
Loans payable	8,300	-
Common shares issued for cash	355,400	387,500

	363,700	387,500

Investing activities
Sale of marketable securities	28,205	17,848
Mineral property acquisition costs	(26,350)	(6,440)
Purchases of capital assets	(10,347)	-

	(8,492)	11,408

Increase (decrease) in cash	(248,983)	235,961

Cash and cash equivalents, beginning of period	292,484	56,523

Cash and cash equivalents, end of period	$ 43,501	$ 292,484

Non-cash investing activities:
Shares issued for acquisition
of mineral properties	$ 102,350	$ 2,400
Acquisition of marketable securities	$ -	$ 33,500

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.) (An exploration stage company) Notes to the Consolidated Financial Statements July 31, 2003 and 2002 (Canadian Dollars)
1.    Nature of Operations

The Company is a public company incorporated under the Company Act, British Columbia, Canada. The Company’s principal business activity is the exploration of mineral properties. During the fiscal year ended July 31, 2003, the Company began exploring for gold in Newfoundland, Canada.

The Company has not yet determined whether its mineral properties contain ore reserves that are economically recoverable. The recoverability of amounts shown for mineral properties and related deferred costs is dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development and future profitable production from the property or proceeds from disposition.

2.    Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principals ("Canadian GAAP").

a)    Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Globenet Resources (Delaware) Corp. (see note 4).

b)    Cash and cash equivalents

Cash and cash equivalents include short term money market instruments with terms to maturity, at the date of issue, not exceeding ninety days.

c)    Property, plant and equipment

Property, plant and equipment is recorded at cost and amortized over the estimated useful lives of the assets on the following basis:

Computer software 100% declining balance per annum
Office furniture and equipment 20% declining balance per annum

The Company periodically evaluates the recoverability of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimates of future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.

d)    Mineral properties
All direct costs related to the acquisition of mineral property interests are capitalized by property. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, in which case subsequent exploration costs and the costs incurred to develop a property are capitalized.

2.    Significant Accounting Policies (cont’d)

Gains and losses are recognized on property dispositions when the value of the consideration received exceeds and is less than, respectively, the carrying value of the property. Partial dispositions or option proceeds with respect to undeveloped properties are credited against the cost of the related property except that, when the proceeds exceed the cost, the excess is credited to operations. The aggregate costs related to abandoned properties are charged to operations.

The Company regularly reviews the carrying values of mineral property interests on a regular basis by reference to the project economics, including the timing of the exploration work, the work programs and exploration results experienced by the Company and others. When the carrying value of a property exceeds its estimated net recoverable amount, an impairment provision is made for the other than temporary decline in value.

e)    Loss per share

Basic earnings per common share is computed by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted per share amounts reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common shares. The treasury stock method is used to determine the dilutive effect of stock options, warrants and other dilutive instruments.

f)    Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

g)    Stock-based compensation

The Company has adopted the recommendations of the new CICA Handbook section 3870, Stock-based Compensation and Other Stock-based Payments , effective August 1, 2002. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets.

Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities.

Compensation expense is recognized when stock options are issued to employees and directors for the excess, if any, of the quoted market price at the date of grant over the exercise price. Any consideration paid by employees and directors on exercise of stock options is credited to share capital. If stock options are repurchased, the excess of consideration paid over the carrying amount of the stock option is charged to deficit.

Compensation expense is determined when stock options are issued to non-employees and is recognized over the vesting period of the option. The compensation expense is determined as the fair value of the option at the date of grant using an option pricing model.

2.    Significant Accounting Policies (cont’d)

h)    Income taxes

Future income taxes relate to the expected future tax consequences of differences between the carrying amount of balance sheet items and their corresponding tax values. Future tax assets, if any, are recognized only to the extent that, in the opinion of management, it is more likely than not that the future income tax assets will be realized. Future income tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment or substantive enactment.

i)    Comparative figures

The Comparative consolidated financial statements have been reclassified , where applicable, to conform with the presentation adopted in the current period.

3.    Change in Accounting Policy

Effective July 31, 2003, the Company changed its method of accounting for mineral exploration expenditures, from deferring them until the viability of a project was determined, to charging them to operations as incurred. Under the new policy, only expenditures incurred on properties identified as having substantial evidence that a commercial body of ore has been located are capitalized and accounted for in accordance with the Company’s accounting policy for mineral properties.

The new policy is consistent with current reporting practices in the mining industry and management considers the change will appropriately present the Company’s operations and financial position. This change in accounting policy has been applied retroactively to 2002 and has increased the 2003 net loss by $236,463 (2002 - $nil) and loss per share by $(0.03) (2002 - $nil).

4.    Dissolution

On March 27, 2003, the Company dissolved its wholly owned subsidiary, Globenet Resources (Delaware) Corp. From the time of the subsidiary’s incorporation, July 22, 2002, to the date of dissolution, there was no active business carried out through the subsidiary and the subsidiary had no assets or liabilities. The dissolution of Globenet Resources (Delaware) Corp. resulted in no gain or loss.

5.    Property, plant and equipment

	2003			2002

		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer software	$ 10,347	$ 5,173	$ 5,174	$ -
Office equipment and furniture	14,526	11,841	2,685	3,357

	$ 24,873	$ 17,014	$ 7,859	$ 3,357

6.    Mineral Properties

The Company’s mineral properties are comprised of two option earn-in agreements in Cape Ray and South Quinn Lake, Newfoundland, Canada.

South Quinn Lake Property

On May 24, 2002, the Company entered into an option agreement with South Coast Ventures Inc. ("South Coast") to acquire a 100% undivided interest in and to 36 mineral claims comprising the South Quinn Lake gold property located in central Newfoundland. In order to earn the interest, the Company must pay the optionor $75,000, issue the optionor 300,000 common shares and expend $400,000 on exploration by May 23, 2005 as follows:

	Cash		Share		Exploration
Payments to be made on or before	Payments		Payments		Expenditures

May 23, 2002	$ 5,000	(paid)	20,000	(issued)
November 23, 2002	$ 5,000	(paid)	30,000	(issued)
May 23, 2003	$ 15,000	(paid)	75,000	(issued)
May 23, 2004	$ 20,000		75,000
May 23, 2005	$ 30,000		100,000		$ 400,000

The property is subject to a 2.5% net smelter royalty (‘NSR’) from the proceeds of production from the property. The Company may reduce the 2.5% NSR to a 1.5% NSR at any time by paying $1 million.

On May 12, 2003, the Company entered into an option and joint venture agreement with Bayswater Ventures Corp. ("Bayswater"), a company related by virtue of common directors, whereby the Company has granted to Bayswater an option to acquire 95% of the Company’s interest in the South Quinn Lake Property (the "Property"). Bayswater will earn its interest in the Property in consideration and through direct or indirect assumption of all of the Company’s remaining obligations to South Coast pursuant to the May 24, 2002 option agreement, as follows:

a)    Bayswater must pay to South Coast the following amounts which remain payable:

i.    $15,000 on or before May 23, 2003 (paid);
ii.    an additional $20,000 on or before May 23, 2004; and
iii.    an additional $30,000 on or before May 23, 2005;

b)    Bayswater must incur an aggregate of $344,029 of work expenditures on the Property (the Company has incurred an aggregate of $55,971 of the required $400,000 of work expenditures on the Property) under the May 24, 2002 option agreement on or before May 23, 2005, of which Bayswater must incur at least $75,000 of expenditures on or before December 31, 2003; and

c)    The Company will remain responsible for the delivery of the Company share payments to South Coast pursuant to the May 24, 2002 option agreement, and in lieu thereof Bayswater will pay to the Company the market price equivalent (as of the date of each delivery) of the following shares of the Company:

            i.    75,000 shares on or before May 23, 2003 (issued) (see note 10);
ii.    75,000 shares on or before May 23, 2004; and
iii.    100,000 shares on or before May 23 ,2005.

6.    Mineral Properties (cont’d)

d)    At any time during the 12 months following Bayswater’s exercise of the Option, the Company shall have the right, exercisable upon at least 30 days prior written notice, to purchase from Bayswater an additional 20% interest in the Property (to hold a 25% working interest therein), through the payment to Bayswater of an amount equal to 30% of the actual or deemed amounts of the Option Price paid hereunder and any subsequent amounts paid as expenditures on the Property, to the date of the notice.

Cape Ray

On August 15, 2002, the Company entered into an option agreement with South Coast to acquire a 100% interest in the Cape Ray property. The Cape Ray property consists of 46 mineral claims located in southwest Newfoundland.

In order to earn the 100% interest, the Company will be required to pay a total of $420,000, to issue common shares with a total value of $580,000, to incur exploration expenditures of $1,900,000, and to carry out a feasibility study. The cash payments, share payments and expenditures are required to be made as follows:

	Cash		Share		Exploration
Payments to be made on or before	Payments		Payments		Expenditures

Upon signing	$ 5,000	(paid)
September 13, 2002	$ 10,000	(paid)	$ 30,000	(issued)
March 13, 2003	$ 25,000	(paid)	$ 50,000	(issued)	$ 50,000	(paid)
December 31, 2003	$ 50,000		$ 75,000		$ 400,000
December 31, 2004	$ 55,000		$ 75,000		$ 450,000
December 31, 2005	$ 125,000		$ 150,000		$ 500,000
December 31, 2006	$ 150,000		$ 150,000		$ 500,000

       The Company will have the option of making cash payments, in lieu of share payments, if the Company’s common shares are trading at a price of less than $0.50 per share. The two initial share payments will be based on the average closing price of the Company’s common shares on the 20 trading days prior to the common share issuance. The remaining share payments will be based on the average closing price of the Company’s common shares over the prior calendar year.

        The Company has also agreed to pay South Coast an NSR from the proceeds of production from the property. The amount of the NSR will be based on the price of gold and calculated as follows:

NSR    gold price/ounce
1%    up to and including $350 U.S./oz
2%    from $351 U.S./oz up to and including $400 U.S./oz
3%    from $401 U.S./oz up to and including $450 U.S./oz
4%    above $450 U.S./oz

Upon completion of a positive feasibility study, the Company will pay South Coast a bonus of $250,000.

6.    Mineral Properties (cont’d)

	Cape	South
Property Acquisition Costs	Ray	Quinn	Total

Balance at July 31, 2001	$ -	$ -	$ -
Option payments - cash	-	5,000	5,000
Option payments - shares	-	2,400	2,400
Staking costs	-	1,440	1,440

Balance at July 31, 2002	-	8,840	8,840
Option payments - cash	40,000	5,000	45,000
Option payments - shares	80,000	22,350	102,350
Option reimbursement	-	(18,750)	(18,750)
Staking costs	100	-	100

Balance at July 31, 2003	$ 120,100	$ 17,440	$ 137,540

7.    Loans Payable

The loans payable are due from an arms length private company, unsecured, due on demand and non-interest bearing.

8.    Share Capital

a)    Authorized: 100,000,000 common shares without par value

b)    Issued and outstanding:

	Number	Value

Balance at July 31, 2001	3,893,636	$ 10,947,238
Private placements	2,925,000	387,500
Property acquisition	20,000	2,400

Balance at July 31, 2002	6,838,636	11,337,138
Private placements (c)	456,756	155,000
Exercise of warrants	1,482,000	179,400
Exercise of options	60,000	21,000
Property acquisition	320,844	102,350

Balance at July 31, 2003	9,158,236	$ 11,794,888

c)    During the year ended July 31, 2003, the Company completed the following private placements:

i)    Issued 200,000 common shares at a price of $0.30 per share totaling $60,000. Along with the common shares, the company issued 200,000 share purchase warrants entitling the holder to purchase one additional common share at $0.40 per share expiring on October 15, 2004.

8.    Share Capital (cont’d)

ii)    Issued 256,756 flow-through common shares at a price of $0.37 per share totaling $95,000. Along with the common shares, the company issued 256,756 flow-through share purchase warrants entitling the holder to purchase one additional common share at $0.50 per share expiring on January 10, 2005. For income tax purposes, the subscription funds of $95,000 will be applied towards carrying out exploration activities and the expenditures will be renounced in favour of the subscriber. Accordingly, the Company will not have available deductions from taxable income in respect of such expenditures.

d)    As at July 31, 2003, warrants exercisable and outstanding are as follows:

	Exercise
Number	Price	Expiry Date

505,000	$0.12	July 8, 2004
938,000	$0.25	July 17, 2004
200,000	$0.40	October 15, 2004
256,756	$0.50	January 10, 2005

1,899,756

e)    As at July 31, 2003, the Company had 620,000 stock options outstanding. A summary of the status of the Company’s stock options as of July 31, 2003 and 2002 and changes during the years ending on those dates is presented below:

			Weighted-
		Weighted-	average
	Number of	average	remaining
	Shares	exercise price	life (years)

Balance at July 31, 2001	175,000	$0.75	1.57
Cancelled	(100,000)	0.78
Expired	(10,000)	0.75

Balance at July 31, 2002	65,000	$0.71	0.42
Cancelled	(65,000)	0.71
Granted	680,000	0.36
Exercised	(60,000)	0.35

Balance at July 31, 2003	620,000	$0.37	1.01

8.    Share Capital (cont’d)

As at July 31, 2003, stock options exercisable and outstanding are as follows:

	Exercise
Number	Price	Expiry Date

555,000	$0.35	August 6, 2004
40,000	$0.40	August 21, 2004
25,000	$0.67	September 10, 2004

620,000

9.    Stock Options

The Company uses the intrinsic value based method of accounting for stock-based awards granted to employees. Under this method, compensation cost is only recorded when the exercise price is below the market price of the stock on the date of grant. During the year ended July 31, 2003, the Company granted a total of 680,000 stock options to employees and the exercise prices equaled the market prices on the dates of grant. There were no stock options granted to non-employees during the period.

If the Company used the fair value based method of accounting for stock-based awards granted to employees and directors, the cost of the options granted during the year ended July 31, 2003 would have been estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each grant:

		Expected	Risk-free				Pro Forma
	Number	Life	Interest	Expected	Dividend	Fair	Compensation
Date of Grant	Granted	(years)	Rate	Volatility	Yield	Value	Cost

August 6, 2002	615,000	2	3.08%	127.00%	0.00%	$0.22	$ 135,300
August 21, 2002	40,000	2	3.38%	127.00%	0.00%	$0.26	10,400
September 10, 2002	25,000	2	3.34%	127.15%	0.00%	$0.43	10,750

Total fair value compensation cost							156,450
Less: intrinsic value compensation cost							-

Additional compensation cost							$ 156,450

If the Company had used the fair value based method, pro forma loss would have amounted to $822,284 (an increase of $156,450) and pro forma loss per share would have been $0.11 (an increase of $0.02) for the year ended July 31, 2003.

10.    Related Party Transactions

Related parties are directors, officers and other companies with common directors and/or officers of the Company. Amounts due to/from related parties are non-interest bearing and without specific terms of repayment.

Related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.    Related Party Transactions (cont’d)

The following is a summary of the related party transactions that occurred throughout the year:

	2003	2002

Accounting services	$ -	$ 18,000
Consulting fees	$ -	$ 29,800
Management fees	$ -	$ 15,000
Promotion	$ 16,000	$ -
Rent	$ -	$ 2,600
Accounts receivable (settled by receipt of 335,000 common shares
from a company related by a common officer)	$ (33,500)	$ 33,500
South Quinn Lake Property - option reimbursement	$ 18,750	$ -

11.    Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, amounts receivable, advances for exploration, accounts payable and accrued liabilities and loans payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

12.    Income Taxes

The reported income tax recovery differs from the amount computed by applying the Canadian basic statutory rate to the loss before income taxes. The reasons for this difference and the related tax effect are as follows:

	2003	2002

Canadian basic statutory tax rate	38.5%	42.6%

Potential income tax recovery based on reported loss	$ 256,346	$ 63,142
Unrecognized tax losses	(117,979)	(51,338)
Temporary differences not recognized during the year	(2,250)	(357)
Permanent and other differences	(136,117)	(11,447)

	$ -	$ -

               The Company has accumulated non-capital losses of approximately $1,300,000 which may be deducted in the calculation of taxable income in future years. The losses expire on various dates to 2011. Also, the Company has approximately $10,000 of capital losses and $7,200,000 of Canadian and foreign resource tax pools which may be deducted in the calculation of taxable income in future years. These losses and pools can be carried forward indefinitely.

Future income taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the company’s future tax assets and liabilities are as follows:

12.    Income Taxes (cont’d)

	2003	2002

Canadian basic statutory tax rate	38.5%	42.6%
Future income tax assets
Tax value of resource properties in excess of book value	$ 2,762,891	$ 2,996,858
Non-capital losses carried forward	486,748	466,820
Capital losses carried forward	1,982	-
Tax value of property, plant and equipment in excess of book value	3,643	1,541
Valuation allowance for future income tax assets	(3,255,264)	(3,465,219)

Net future income tax assets	-	-
Future income tax liabilities	-	-

Future income tax assets	$ -	$ -

       Due to the uncertainty surrounding the realization of income tax assets in future years, the Company has a 100% valuation allowance against its potential future income tax assets.

13.    Subsequent Event

On August 27, 2003, the Company completed an investment agreement with Ocean Resources Capital Holdings Plc. ("ORCH"), whereby, ORCH issued to the Company a total of 5,200,000 units in the capital of ORCH (the "Units") at the deemed price of £0.50 per Unit (each Unit consisting of one share and one warrant); and the Company issued to ORCH a loan note (the "Note") in the principal amount of £2,600,000. The Note is convertible and redeemable into common shares of the Company, unsecured and bearing interest at 12% per annum payable by half yearly installments on December 31 and June 30 of each year. The Company sold the 5,200,000 Units and realized net sale proceeds of $2,159,406.

In accordance with the terms of the investment agreement, ORCH converted the entire £2,600,000 principal amount of the Note to common shares of the Company at C$0.60 per share, for 10,825,966 shares (the "Conversion Shares"), calculated on a previously agreed conversion ratio between the British pound and the Canadian dollar of 1 to 2.4983. No interest was due or payable on the Note at that time, and so no interest was converted.

In addition, the Company issued to ORCH 2,000,000 share purchase warrants entitling ORCH to acquire up to 2,000,000 common shares of the Company at $0.45 per common share expiring on September 8, 2005.

The Company paid a finder’s fee in the amount of 4% of the net sale proceeds.

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.)
(An exploration stage company)
Schedule of Exploration Expenditures
(Canadian Dollars)

	Year ended	Year ended
	July 31,	July 31,
	2003	2002

Cape Ray Property
Drilling	$ 166,148	$ -
Geochemistry	1,185	-
Geology	87,242	-
Geophysics	13,942	-
Government grants	(77,897)	-

	190,620	-

South Quinn Lake Property
Geology	44,843	-
Geophysics	1,000	-

	45,843	-

	$ 236,463	$ -

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.) Schedule B Supplementary Information For the Six Months Ended January 31, 2003

1.    Analysis of expenses and deferred costs

Please see the financial statements for a breakdown of deferred mineral property expenditures.

2.    Related party transactions

Please see the financial statements for a breakdown of the related party transactions.

3.    a)    Securities issued during the period

Date of		Type of				Type of	Commission
Issue	Type of Security	Issue	Number	Price	Proceeds	Consideration	Paid

13-Sep-02	Common shares	Property	51,370	$0.584	$30,000	Property	$0
		Private
15-Oct-02	Common shares	Placement	200,000	$0.30	$60,000	Cash	$0
20-Dec-02	Common shares	Options	60,000	$0.35	$21,000	Cash	$0
		Private
10-Jan-03	Common shares	Placement	256,756	$0.37	$95,000	Cash	$0
21-Jan-03	Common shares	Warrants	275,000	$0.12	$33,000	Cash	$0
18-Feb-03	Common shares	Warrants	545,000	$0.12	$65,400	Cash	$0
18-Feb-03	Common shares	Warrants	12,000	$0.25	$3,000	Cash	$0
25-Mar-03	Common shares	Property	30,000	$0.12	$3,600	Property	$0
25-Mar-03	Common shares	Property	164,474	$0.304	$50,000	Property	$0
23-Apr-03	Common shares	Warrants	200,000	$0.12	$24,000	Cash	$0

b)     Options granted during the period

Date of			Exercise	Expiry
Grant	Number	Name	Price	Date

06-Aug-02	75,000	Harvey Keats	$0.35	06-Aug-04
06-Aug-02	75,000	Kerry Sparkes	$0.35	06-Aug-04
06-Aug-02	50,000	David Patterson	$0.35	06-Aug-04
06-Aug-02	110,000	Shirley Mooney	$0.35	06-Aug-04
06-Aug-02	305,000	Employees	$0.35	06-Aug-04
21-Aug-02	40,000	Rex Gibbons	$0.40	21-Aug-04
10-Sep-02	25,000	Employees	$0.67	10-Sep-04

4.    a)     Authorized share capital

100,000,000 common shares without par value

b)    Issued and outstanding share capital

7,681,762 shares at a recorded value of $11,571,238

c)     Options, warrants and convertible securities

Type of		Exercise
Security	Number	Price	Expiry Date

Options	555,000	$0.35	August 6, 2004
Options	40,000	$0.40	August 21, 2004
Options	25,000	$0.67	September 10, 2004
Warrants	1,700,000	$0.12	July 8, 2004
Warrants	950,000	$0.25	July 17, 2004
Warrants	200,000	$0.40	October 15, 2004
Warrants	256,756	$0.50	January 10, 2005

d)    Number of shares subject to escrow or pooling agreements

None

5.    Directors and officers of the Company

David Patterson    Chairman of the Board of Directors
Harvey Keats    Director and President
Kerry Sparkes    Director
Rex Gibbons    Director
Shirley Mooney    Secretary

Principal Activity of the Company

Terra Nova Gold Corp. is a gold exploration company with two projects in Newfoundland, Canada, the Cape Ray Project and the South Quinn Lake Project.

Cape Ray Project, Newfoundland

On August 20, 2002, the Company announced an option agreement with South Coast Ventures Inc. to acquire a 100% interest in the Cape Ray Property, located in southwest Newfoundland.

The Cape Ray Gold Project is an advanced stage exploration project, consisting of 46 claims, with four known deposits related to the Cape Ray Fault Zone, located in southwest Newfoundland. The Project has three separate claim groups: 1) the Cape Ray claim group, which contains the 04 and 41 deposits; 2) the Big Pond claim group, which contains the Big Pond deposit; 3) the Isle aux Morts claim group, which contains the Isle aux Morts deposit.

In order to earn the 100% interest, the Company will be required to pay a total of $420,000, to issue common shares with a total value of $580,000, to incur exploration expenditures of $1,900,000, all before December 31, 2006, and to carry out a feasibility study.

The Company has also agreed to pay South Coast a net smelter return royalty from the proceeds of production from the property. The amount of the net smelter return royalty ranges from 1% to 4% and will be based on the price of gold.

Within six months of the identification of a Measured Mineral Resource of 250,000 ounces of gold, and an Indicated Mineral Resource of 250,000 ounces of gold on the Cape Ray Property, and completion of an in-house scoping study confirming the basic economics of the project, the Company has agreed to begin a feasibility study. Upon completion of a positive bankable feasibility study (minimum 20% net rate of return using a discount rate acceptable to financial institutions), the Company will pay South Coast a bonus of $250,000. Terms of reference and extent of the scoping study and feasibility study will be determined at the sole discretion of the Company.

If the Property is not in production within one year of the completion of the positive bankable feasibility study, the Company has agreed to pay South Coast $50,000 per year in advance royalty payments.

In late November 2002, the Company began a diamond drill program in the Isle aux Morts area where previous drilling in the 1990’s intersected two styles of mineralization. Gold mineralization occurs in metal rich quartz veins and adjacent gold bearing pyritic sediments at the base of a sedimentary package in contact with an underlying granite. The majority of the intersections in the previous drilling at Isle aux Morts are within 50 metres of surface.

The objective of the program was to further outline the known mineralization, to explore the open pit potential at Isle aux Morts and to test a one line IP anomaly to the northeast of the known deposit. Six drill holes were completed during the program, which was suspended on November 29, 2002 due to the onset of extreme winter conditions.

Five of the holes were drilled into the known Isle aux Morts deposit. All five holes intersected gold mineralization both in quartz veins and adjacent pyritic sediments. The best intersection in the quartz vein, and the best drill intersection at Isle aux Morts to date, is 17.76 g/t gold over 6.8 metres including 47.22 g/t gold over 2.0 metres. The best intersection in the altered pyritic sediments is 3.74 g/t gold over 8.0 metres.

One additional hole, IMR 2002-01, was drilled 275 metres to the northeast of the known deposit, into a one line geophysical IP anomaly similar to the IP response over the Isle aux Morts deposit.

Assays for the recently completed holes, for previous drilling and trenching and a discussion of the program are available in the Company’s news release dated December 12, 2002 and on the Company’s website ( www.terranovagold.com ).

The Company received support from the Government of Newfoundland & Labrador in the form of a $58,000 grant under its Junior Company Exploration Assistance Program. The grant partially reimburses expenditures on the recently completed drill program at the Isle aux Morts area.

Management is extremely encouraged by the results and their impact on the potential of the Isle aux Morts area, and their implications for the viability of the overall Cape Ray Gold Project.

The 2002 program has significantly advanced Management’s understanding of the Isle aux Morts deposit and its potential for low cost open pit mining. Additional exploration at Isle aux Morts will focus on drilling to the southwest and northeast using IP geophysics and geology to target the drilling.

The Company will also focus on identifying other geological settings with potential for Isle aux Morts type mineralization, throughout the Cape Ray Gold Project. The discovery of near surface open pit gold deposits have the potential to greatly enhance the viability of the Cape Ray Gold Project.
Future work on the Cape Ray Gold Project will also include drilling to expand the known mineralization at the 04, 41 and Big Pond deposits, all of which have underground potential. The Company will also explore for other environments geologically similar to 04, 41 and Big Pond.

South Quinn Lake Project, Newfoundland

The Company has an option to acquire a 100% interest in the South Quinn Lake property, which is comprised of 12 mineral claims located in central Newfoundland.

Noranda previously held the South Quinn claims and discovered high grade gold mineralization in quartz bearing boulders related to regional till geochemistry anomalies. Several strong soil geochemical and geophysical anomalies are coincident with the highest grade boulders. Values in the boulders range from 9.4 grams per tonne gold to 30.8 grams per tonne gold. The source of the high grade boulders has never been found.

In August 2002, the Company began an initial phase of work consisting of re-establishing the grid, geological mapping, prospecting and geophysics to trace the full extent of the previously identified mineralized zone, to verify existing targets in preparation for drilling. The program which was completed in October 2002, re-established the grid and identified gold geochemical anomalies which are coincident with untested geophysical anomalies. These targets are now ready for drill testing.

Operating Results

The Company incurred a loss of $289,616 (2002 - $46,505). The Company resumed active business in June 2002 and as a result operating expenses are significantly higher in the six months ended January 31, 2003 compared to the six months ended January 31, 2002. Almost every line item on the statement of operations has increased significantly in 2003. Management of the Company has traveled extensively throughout Canada and Europe to promote the Company and to seek additional equity financing for the exploration and option commitments on its two projects and for general working capital. During the six months ended January 31, 2003, the Company revised and updated its internet web site ( www.terranovagold.com ), printed promotional material, enhanced shareholder communication and incurred consulting services to help obtain and manage its Berlin Stock Exchange listing.

In October, 2002, the Company was approved for listing on the Berlin Stock Exchange. The Company paid $9,456 in consulting services and $7,942 in filing fees to obtain the Berlin listing.

The Company has made no payments to any of its directors or officers except $8,000 (2002 - $nil) was paid to the secretary for services provided to the Company.

The Company paid a private company $28,000 (2001 - $nil) for accounting, secretarial and general administrative services and paid the same private company $7,000 (2002 - $nil) for rent. Rent has increased in 2003 because the Company has increased the amount of office space that it is using.

The Company purchased new geological computer software for $10,347 during the six months ended January 31, 2003. This software will help the Company model the Cape Ray Project deposits in three dimensions.

Liquidity and Capital Resources

The Company’s working capital position at January 31, 2003 was $94,986 compared to $331,512 at July 31, 2002. The decrease in working capital is mainly due to the Company’s increased operating expenditures as well as expenditures on the mineral properties and computer software.

During the six months ended January 31, 2003, the Company raised $144,100 pursuant to the issuance of common shares.

The Company sold all of its marketable securities during the three months ended January 31, 2003 for proceeds of $28,205. This resulted in a gain of $3,105.

It is anticipated that current working capital will not be sufficient to cover the Company’s fiscal 2003 operating costs and exploration commitments. It will therefore be necessary for the Company to raise equity financing in the short term. There is no guarantee that the Company will be able to raise additional funds on acceptable terms. See subsequent events.

Investor Relations

The Company responded to shareholder inquiries. The Company also utilized the services of Rock Marketing Inc. of Vancouver, British Columbia to provide public relations for 3 months, at a cost of $5,000 per month.

The Company attended investment conferences in New York in September 2002, San Francisco in December 2002 and Vancouver in January 2003. The Company also attended the Prospector and Developments Association Conference in Toronto in March 2003.

The Company hosted luncheon presentations in numerous European cities in September 2002. The Company also participated with the Newfoundland Chamber of Mines in a series of presentations in numerous European cities in October 2002.

Subsequent Events

On February 5, 2003, the Company announced that it has entered into a £2,600,000 investment agreement with Ocean Resources Capital Holdings Plc. ("ORCH"). Pursuant to the agreement, ORCH will issue to the Company a total of 5,200,000 units in the capital of ORCH (the "Units") at the deemed price of £0.50 per Unit (each Unit consisting of one share and one warrant); and the Company will in return issue to ORCH a secured loan note (the "Note") in the principal amount of £2,600,000.

ORCH is a London, UK based company which is arranging up to £50,000,000 of similar loan financings to junior mining and oil and gas companies around the world, the majority of which are in or near commercial production. ORCH was listed on the Alternative Investment Market ("AIM") of the London Stock Exchange on February 28, 2003. ORCH has agreed to assist the Company in reselling the ORCH Units held by the Company, to third party purchasers, such that the Company will then receive funds for its use in advancing its business operations.

The Note issued by the Company will be for a term of 2 years, and will bear interest at the rate of 12% per annum. The Company has agreed to set aside from the proceeds realized from the sale of ORCH Units, an amount sufficient to pay the first two years’ interest. The Note will be convertible, at ORCH’s option, into common shares of the Company, at any time and from time to time, on the basis of one common share for every $0.60 of principal or interest outstanding. Throughout the term of the agreement the parties have agreed that the conversion ratio between the British pound and the Canadian dollar shall be 1 to 2.4983.

The Note may be prepaid at any time and from time to time without penalty, provided that the Company gives ORCH at least 60 days advance notice of each intended prepayment. ORCH shall have the right to exercise its conversion option during the said 60 day notice period.

In addition, the Company has agreed to issue to ORCH share purchase warrants entitling ORCH to acquire up to 2,000,000 common shares of the Company at $0.45 per common share for a period of two years.

The Company has agreed that ORCH shall be entitled, but not obligated, to nominate a non-executive director to the board of the Company.

The agreement is subject to approval by the TSX Venture Exchange. In addition, as ORCH could become a control person through exercise of the warrants or through the conversion of the Note, the exercise of the warrants and conversion of the Note is also subject to shareholder approval. The Company has agreed not to use any funds realized until shareholder approval has been obtained.

The investment agreement was facilitated by Wellstar Capital Ltd. ("Wellstar"), a private company. A fee in the amount of 4% will be payable to Wellstar by the Company. The fee will not be payable until the Company has sold the Units.

The Company will use the expected proceeds from the sale of the Units on its Cape Ray Gold Project and South Quinn Lake Project, and for general working capital purposes.

Name Change

The Company changed its name from Globenet Resources Inc. to Terra Nova Gold Corp. on January 28, 2003.