Form 10QSB
period 2003-04-30
TERRA NOVA GOLD CORP
filed 2004-01-16
CIK 1178088

Terra Nova Gold Corp.
(formerly Globenet Resources Inc.)

Quarterly Financial Statements
For The Nine Months Ended April 30, 2003
(Unaudited)

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.)
Consolidated Balance Sheets
(Canadian Dollars)
(Unaudited)

	April 30,	July 31,
	2003	2002

ASSETS

Current
Cash and cash equivalents	$ 96,840	$ 292,484
Marketable securities	-	38,500
Accounts receivable	3,442	4,419
Prepaid expenses	-	16,929

	100,282	352,332

Capital assets (note 4)	9,408	3,357

Mineral properties (note 5)	283,089	8,840

	$ 392,779	$ 364,529

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 16,060	$ 20,820

SHAREHOLDERS' EQUITY

Share capital (note 6)	11,717,238	11,337,138

Deficit	(11,340,519)	##########

	376,719	343,709

	$ 392,779	$ 364,529

Commitments (note 5)

Approved by the Directors:

"David Patterson"

"Harvey Keats"

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.)
Consolidated Statements of Deficit
(Canadian Dollars)
(Unaudited)

		Nine months ended April 30,
	2003	2002

Deficit, beginning of period	$(10,993,429)	$(10,845,209)

Loss for the period	(347,090)	(58,742)

Deficit, end of period	$(11,340,519)	$(10,903,951)

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.)
Consolidated Statements of Operations
(Canadian Dollars)
(Unaudited)

		Three months ended April 30,		Nine months ended April 30,
	2003	2002	2003	2002

Expenses
Accounting and auditing fees	$ -	$ 4,500	$ 7,281	$ 14,170
Administration fees	12,000	-	40,000	-
Amortization	1,461	209	4,296	629
Consulting fees	8,100	10,500	38,356	17,658
Filing fees	1,738	2,050	19,212	2,050
Legal fees	160	685	11,137	685
Management fees	-	-	-	15,000
Office and miscellaneous	8,906	1,278	18,650	6,648
Printing	5,092	10	22,457	1,131
Promotion	10,423	1,168	104,479	3,465
Rent	8,400	2,600	22,600	2,600
Telephone and communications	3,018	1,138	11,352	3,030
Transfer agent fees	3,612	567	6,322	2,519
Travel	(4,801)	387	32,044	2,236
Less: interest income	(635)	(7)	(1,391)	(231)

Loss before other items	(57,474)	(25,085)	(336,795)	(71,590)

Other items
Gain on sale of marketable securities	-	12,848	3,105	12,848
Write-down of marketable securities	-	-	(13,400)	-

Loss for the period	$ (57,474)	$ (12,237)	$ (347,090)	$ (58,742)

Basic and diluted loss per share	$ (0.01)	$ (0.003)	$ (0.05)	$ (0.02)

Weighted average number of
shares outstanding	8,171,195	3,893,636	7,440,228	3,893,636

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.)
Consolidated Statements of Cash Flows
(Canadian Dollars)
(Unaudited)

		Three months ended April 30,		Nine months ended April 30,
Cash provided by (used for):	2003	2002	2003	2002

Operating activities
Loss for the period	$ (57,474)	$ (12,237)	$ (347,090)	$ (58,742)
Items not involving cash:
Amortization	1,461	209	4,296	629
Gain on sale of marketable securities	-	(12,848)	(3,105)	(12,848)
Write-down of marketable securities	-	-	13,400	-
Changes in non-cash operating
working capital items:
Accounts receivable	20,758	584	977	(589)
Prepaid expenses	2,396	-	16,929	-
Accounts payable and accrued liabilities	(28,411)	7,500	(4,760)	5,437

	(61,270)	(16,792)	(319,353)	(66,113)

Financing activities
Warrant subscriptions received	(65,400)	-	-	-
Common shares issued for cash	92,400	-	296,500	-

	27,000	-	296,500	-

Investing activities
Sale of marketable securities	-	17,848	28,205	17,848
Recoveries (expenditures) on mineral properties	14,649	-	(190,649)	-
Purchases of capital assets	-	-	(10,347)	-

	14,649	17,848	(172,791)	17,848

Increase (decrease) in cash	(19,621)	1,056	(195,644)	(48,265)

Cash and cash equivalents, beginning of period	116,461	7,202	292,484	56,523

Cash and cash equivalents, end of period	$ 96,840	$ 8,258	$ 96,840	$ 8,258

Non-cash investing activities
Shares issued for acquisition
of mineral properties	$ 50,000	$ -	$ 83,600	$ -

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.) Notes to the Consolidated Financial Statements April 30, 2003 (Canadian Dollars) (Unaudited)
1.    Nature of Operations

The Company is a public company incorporated under the Company Act, British Columbia. The principal business of the Company is to explore for and develop mineral properties. As of the date of this report, the Company has not determined whether its mineral properties contain ore reserves that are economically recoverable. The recoverability of amounts shown for mineral properties and related deferred costs is dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the development and future profitable production from the property or proceeds from disposition.

2.    Significant Accounting Policies

These interim financial statements have been prepared in accordance with Canadian generally accepted accounting principals and they follow the same accounting policies and methods that were used in the Company’s annual financial statements of July 31, 2002 except for the following items:

a)    As of August 1, 2002, the Company adopted the standard in Section 3062 "Goodwill and Other Intangible Assets", of the Canadian Institute of Chartered Accountants Handbook to be applied prospectively. Under the new standard, goodwill is no longer amortized but tested for impairment on an annual basis and the excess of the carrying value amount over the fair value of goodwill is charged to earnings. The effect of this change in accounting policy on the Company’s financial statements was not material.

b)    As of August 1, 2002, the Company adopted the standard in Section 3870 "Stock-based Compensation and Other Stock-based Payments", of the Canadian Institute of Chartered Accounts Handbook to be applied prospectively. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The standard requires that all stock-based awards made to non-employees be measured and recognized using a fair value based method. The standard encourages the use of a fair value based method for all awards granted to employees, but only requires the use of a fair value based method for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Awards that a company has the ability to settle in stock are recorded as equity, whereas awards that the entity is required to or has a practice of settling in cash are recorded as liabilities. For stock options granted to employees, the Company has adopted the disclosure-only provisions of the new standard whereby pro-forma net income and pro-forma earnings per share are disclosed in the notes to the financial statements, as if the fair value based method of accounting had been used.

3.    Dissolution

On March 27, 2003, the Company dissolved its wholly owned subsidiary, Globenet Resources (Delaware) Corp. From the time of the subsidiary’s incorporation, July 22, 2002, to the date of dissolution, there was no active business carried out through the subsidiary and the subsidiary had no assets or liabilities. The dissolution of Globenet Resources (Delaware) Corp. resulted in no gain or loss.

4.    Capital Assets

	July 31,		April 30,	Net Book
	2002	Additions	2003	Value

Furniture & equipment	$ 14,526	$ -	$ 14,526	$ 2,853
Computer software	-	10,347	10,347	6,555

	$ 14,526	$ 10,347	$ 24,873	$ 9,408

5.    Mineral Properties

The Company’s mineral properties are comprised of two option earn-in agreements in Cape Ray and South Quinn Lake, Newfoundland, Canada.

a)    South Quinn Lake

The Company has an option to acquire a 100% undivided interest in the South Quinn Lake gold property located in central Newfoundland. In order to earn the interest, the Company must pay the optionor $70,000, issue the optionor 280,000 common shares and expend $400,000 on exploration by May 23, 2005. As at April 30, 2003, the Company has paid the optionor $10,000, issued 50,000 shares and incurred $45,843 on exploration. See note 10.

The property is subject to a 2.5% net smelter royalty (‘NSR’) from the proceeds of production from the property. The Company may reduce the 2.5% NSR to a 1.5% NSR at any time by paying $1 million. See the Schedule of Mineral Properties for a breakdown of expenditures.

b)    Cape Ray

On August 15, 2002, the Company entered into an option agreement with South Coast Ventures Inc. (‘South Coast’) to acquire a 100% interest in the Cape Ray property. The Cape Ray property consists of 46 mineral claims located in southwest Newfoundland.

In order to earn the 100% interest, the Company will be required to pay a total of $420,000, to issue common shares with a total value of $580,000, to incur exploration expenditures of $1,900,000, and to carry out a feasibility study. The cash payments, share payments and expenditures are required to be made as follows:

	Upon			On December 31,

	Signing	13-Sep-02	13-Mar-03	2003	2004	2005	2006

Cash payment	$ 5,000	$ 10,000	$ 25,000	$ 50,000	$ 55,000	$ 125,000	$ 150,000

Share payment	-	$ 30,000	$ 50,000	$ 75,000	$ 75,000	$ 150,000	$ 150,000

Work expenditures	-	-	$ 50,000	$ 400,000	$ 450,000	$ 500,000	$ 500,000

       As of April 30, 2003, the Company has made cash payments of $40,000, issued shares with a value of $80,000 and incurred $148,312 on exploration.

5.    Mineral Properties (cont’d)

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

NSR    gold price/ounce
1%    up to and including $350 U.S./oz
2%    from $351 U.S./oz up to and including $400 U.S./oz
3%    from $401 U.S./oz up to and including $450 U.S./oz
4%    above $450 U.S./oz

Upon completion of a positive feasibility study, the Company will pay South Coast a bonus of $250,000. See the Schedule of Mineral Properties for a breakdown of expenditures.

6.    Share Capital

	Number	Amount

Balance at July 31, 2002	6,838,636	$ 11,337,138
Private placements	456,756	150,100
Exercise of options	60,000	21,000
Exercise of warrants	1,032,000	125,400
Property payments	245,844	83,600

Balance at April 30, 2003	8,633,236	$ 11,717,238

During the three months ended April 30, 2003, the Company issued 757,000 common shares for proceeds of $92,400 pursuant to the exercise of warrants. The Company also issued 194,474 common shares for consideration of $53,600 pursuant to option payments due on the Company’s two properties.

7.    Stock Options

The Company uses the intrinsic value based method of accounting for stock-based awards granted to employees. Under this method, compensation cost is only recorded when the exercise price is below the market price of the stock on the date of grant. During the quarter ended October 31, 2002, the Company granted a total of 680,000 stock options to employees and the exercise prices equaled the market prices on the dates of grant. There were no stock options granted to non-employees during the period.

Had compensation cost for the Company’s stock-based awards granted to employees been determined under the fair value based method of accounting for awards granted on or after August 1, 2002, pro forma loss would have amounted to $503,540 and pro forma loss per share would have been $0.07 for nine months ended April 30, 2003. The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions for each grant:

7.    Stock Options (cont’d)

	August 6	August 21	September 10
	Grant	Grant	Grant

Number of options	615,000	40,000	25,000
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	127.00%	127.00%	127.15%
Risk-free interest rate	3.08%	3.38%	3.34%
Expected life (years)	2	2	2
Fair Value	$0.22	$0.26	$0.43

8.    Related Party Transactions

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

The following is a summary of the related party transactions that occurred throughout the period:

	2003	2002

Consulting fees	$ 14,000	$ 3,000
Management fees	$ -	$ 15,000
Accounts receivable	$ -	$ 33,500

9.    Comparative Figures

Certain of the comparative figures have been reclassified to conform with the current period’s presentation.

10.    Subsequent Events

Subsequent to April 30, 2003, the Company entered into an option and joint venture agreement with Bayswater Ventures Corp. ("Bayswater") whereby the Company has granted to Bayswater an option to acquire 95% of the Company’s interest in and to 36 mineral claims comprising the South Quinn Lake Property situated in the Province of Newfoundland (the "Property"). Pursuant to an option agreement dated May 24, 2002, entered into between the Company and South Coast Ventures Inc. ("South Coast") (the "Underlying Option Agreement"), the Company has the exclusive right to earn and acquire 100% interest in the Property from South Coast, subject to a 2.5% net smelter return royalty. Bayswater will earn its interest in the Property in consideration and through direct or indirect assumption of all of the Company’s remaining obligations to South Coast pursuant to the Underlying Option Agreement, as follows:

a)    Bayswater must pay to South Coast the following amounts which remain payable:

i.    $15,000 on or before May 23, 2003;
ii.    an additional $20,000 on or before May 23, 2004; and
iii.    an additional $30,000 on or before May 23, 2005;

10.    Subsequent Events

b)    Bayswater must incur an aggregate of $344,029 of work expenditures on the Property (the Company has incurred an aggregate of $55,971 of the required $400,000 of work expenditures on the Property under the Underlying Option Agreement) on or before May 23, 2005, of which Bayswater must incur at least $75,000 of expenditures on or before December 31, 2003; and

c)    The Company will remain responsible for the delivery of the Company shares to South Coast pursuant to the Underlying Option Agreement, and in lieu thereof Bayswater will pay to the Company the market price equivalent (as of the date of each delivery) of the following shares of the Company:

            i.    75,000 shares on or before May 23, 2003;
ii.    75,000 shares on or before May 23, 2004; and
iii.    100,000 shares on or before May 23 ,2005.

d)    At any time during the 12 months following Bayswater’s exercise of the Option, the Company shall have the right, exercisable upon at least 30 days prior written notice, to purchase from Bayswater an additional 20% interest in the Property (to hold a 25% working interest therein), through the payment to Bayswater of an amount equal to 30% of the actual or deemed amounts of the Option Price paid hereunder and any subsequent amounts paid as expenditures toward exploration and development of the Property, to the date of the notice. Upon the Company exercising its claw-back right as referred to herein, the Company and Bayswater shall enter into a joint venture agreement concerning the Property.

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.)
Schedule of Mineral Properties
(Canadian Dollars)
(Unaudited)

	Cape Ray	South Quinn	Total

Balance at July 31, 2002	$ -	$ 8,840	$ 8,840

Acquisition and option payments	120,100	8,600	128,700
Drilling	52,632	-	52,632
Geochemistry	720	-	720
Geology	81,018	44,843	125,861
Geophysics	13,942	1,000	14,942
Government grants	(48,606)	-	(48,606)

Balance at April 30, 2003	$ 219,806	$ 63,283	$ 283,089

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.) Schedule B Supplementary Information For the Nine Months Ended April 30, 2003

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

b)    Issued and outstanding share capital

8,633,236 shares at a recorded value of $11,717,238

c)     Options, warrants and convertible securities

Type of		Exercise
Security	Number	Price	Expiry Date

Options	555,000	$0.35	August 6, 2004
Options	40,000	$0.40	August 21, 2004
Options	25,000	$0.67	September 10, 2004
Warrants	955,000	$0.12	July 8, 2004
Warrants	938,000	$0.25	July 17, 2004
Warrants	200,000	$0.40	October 15, 2004
Warrants	256,756	$0.50	January 10, 2005

d)    Number of shares subject to escrow or pooling agreements

None

5.    Directors and officers of the Company

David Patterson    Chairman of the Board of Directors
Harvey Keats    Director and President
Kerry Sparkes    Director
Rex Gibbons    Director
Shirley Mooney    Secretary

Principal Activity of the Company

On January 28, 2003, the Company changed its name from Globenet Resources Inc. to Terra Nova Gold Corp. in order to better reflect the nature of the Company’s operations. Terra Nova Gold Corp. is a gold exploration company with two projects in Newfoundland, Canada, the Cape Ray Project and the South Quinn Lake Project.

Cape Ray Project, Newfoundland

In August 2002, the Company entered into an option agreement with South Coast Ventures Inc. to acquire a 100% interest in the Cape Ray Property, located in southwest Newfoundland.

The Cape Ray Gold Project is an advanced stage exploration project, consisting of 46 claims, with four known deposits related to the Cape Ray Fault Zone. The Project has three separate claim groups: 1) the Cape Ray claim group, which contains the 04 and 41 deposits; 2) the Big Pond claim group, which contains the Big Pond deposit; 3) the Isle aux Morts claim group, which contains the Isle aux Morts deposit.

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

One additional hole, IMR 2002-01, was drilled 275 metres to the northeast of the known deposit, into a one line geophysical IP anomaly similar to the IP response over the Isle aux Morts deposit, but did not intersect any significant mineralization.

Assays for the recently completed holes, for previous drilling and trenching and a discussion of the program are available in the Company’s news release dated December 12, 2002 and on the Company’s website ( www.terranovagold.com ).

The Company received support from the Government of Newfoundland & Labrador in the form of a $58,000 grant under its Junior Company Exploration Assistance Program. The grant partially reimburses expenditures on the drill program at the Isle aux Morts area.

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

The Company will also focus on identifying other geological settings with potential for Isle aux Morts type mineralization, throughout the Cape Ray Gold Project. The discovery of near surface open pit gold deposits has the potential to greatly enhance the viability of the Cape Ray Gold Project.

Future work on the Cape Ray Gold Project will also include drilling to expand the known mineralization at the 04, 41 and Big Pond deposits, all of which have underground potential. The Company will also explore for other environments geologically similar to 04, 41 and Big Pond.

As at the date of this report, a Phase I, 1,600 metre drill program is being carried out on the 04 deposit, where previous owners carried out over 9,000 metres of drilling in 35 holes, and identified two principal veins (the ‘A’ and ‘B’ veins) with significant gold mineralization. The Company is receiving support from the Government of Newfoundland & Labrador in the form of a $78,830 grant under its Junior Company Exploration Assistance Program. The grant will partially reimburse expenditures on the drill program.

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

In August 2002, the Company began an initial phase of work consisting of re-establishing the grid, geological mapping, prospecting and geophysics to trace the full extent of the previously identified mineralized zone, to verify existing targets in preparation for drilling. The program which was completed in October 2002, re-established the grid and identified gold geochemical anomalies which are coincident with untested geophysical anomalies. These targets are now ready for drill testing. (See Subsequent Events).

Financing

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

The agreement is subject to approval by the TSX Venture Exchange. As of the date of this report, the £2,600,000 financing has not closed.

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

The Company will use the expected proceeds from the sale of the Units on its Cape Ray Gold Project and for general working capital purposes.

Operating Results

The Company incurred a loss of $347,090 (2002 - $58,742). The Company resumed active business in June 2002 and as a result operating expenses are significantly higher in the nine months ended April 30, 2003 compared to the nine months ended April 30, 2002. Almost every line item on the statement of operations has increased significantly in 2003.

Management of the Company has traveled extensively throughout Canada and Europe to promote the Company and to seek additional equity financing for the exploration and option commitments on its two projects and for general working capital. During the three months ended April 30, 2003, the Company reported a recovery of $4,801 in travel expenditures. This occurred because the Newfoundland Chamber of Mines reimbursed a portion of the Company’s European travel costs (see Investor Relations below).

During the nine months ended April 30, 2003, the Company revised and updated its internet web site ( www.terranovagold.com ), printed promotional material, enhanced shareholder communication and incurred consulting services to help obtain and manage its Berlin Stock Exchange listing.

In October, 2002, the Company was approved for listing on the Berlin Stock Exchange. The Company paid $9,456 in consulting services and $7,942 in filing fees to obtain the Berlin listing. Subsequent to April 30, 2003, the Company’s stock was also listed on the Frankfurt Stock Exchange.

The Company has made no payments to any of its directors or officers except $14,000 (2002 - $3,000) was paid to the secretary for services provided to the Company.

The Company paid a private company $40,000 (2002 - $nil) for accounting, secretarial and general administrative services and paid the same private company $10,000 (2002 - $nil) for rent. Rent has increased in 2003 because the Company has increased the amount of office space that it is using.

The Company purchased new geological computer software for $10,347 during the nine months ended April 30, 2003. This software will help the Company model the Cape Ray Project deposits in three dimensions.
Liquidity and Capital Resources

The Company’s working capital position at April 30, 2003 was $84,222 compared to $331,512 at July 31, 2002. The decrease in working capital is mainly due to the Company’s increased operating expenditures as well as expenditures on the mineral properties and computer software.

During the nine months ended April 30, 2003, the Company raised $296,500 pursuant to the issuance of common shares.

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

Subsequent Events

On May 12, 2003 the Company announced that it had entered into an option and joint venture agreement with Bayswater Ventures Corp. ("Bayswater") whereby the Company has agreed to grant Bayswater an option to acquire 95% of the Company’s interest in the South Quinn Lake Project. Bayswater will earn its interest in the Property in consideration and through direct or indirect assumption of all of the Company’s remaining obligations to South Coast pursuant to the Underlying Option Agreement, as follows:
1.    Bayswater must pay to South Coast the following amounts which remain payable:

i.    $15,000 on or before May 23, 2003;
ii.    an additional $20,000 on or before May 23, 2004; and
iii.    an additional $30,000 on or before May 23, 2005;

2.    Bayswater must incur an aggregate of $344,029 of work expenditures on the Property (the Company has incurred an aggregate of $55,971 of the required $400,000 of work expenditures on the Property under the Underlying Option Agreement) on or before May 23, 2005, of which Bayswater must incur at least $75,000 of expenditures on or before December 31, 2003; and

3.    The Company will remain responsible for the delivery of the Company shares to South Coast pursuant to the Underlying Option Agreement, and in lieu thereof Bayswater will pay to the Company the market price equivalent (as of the date of each delivery) of the following shares of the Company:
i.    75,000 shares on or before May 23, 2003;
ii.    75,000 shares on or before May 23, 2004; and
iii.    100,000 shares on or before May 23, 2005.

4.    At any time during the 12 months following Bayswater’s exercise of the Option, the Company shall have the right, exercisable upon at least 30 days prior written notice, to purchase from Bayswater an additional 20% interest in the Property (to hold a 25% working interest therein), through the payment to Bayswater of an amount equal to 30% of the actual or deemed amounts of the Option Price paid hereunder and any subsequent amounts paid as expenditures toward exploration and development of the Property, to the date of the notice. Upon the Company exercising its claw-back right as referred to herein, the Company and Bayswater shall enter into a joint venture agreement concerning the Property.

The agreement with Bayswater is subject to TSX Venture Exchange Approval.