Form 10KSB
period 2003-07-31
TERRA NOVA GOLD CORP
filed 2004-01-20
CIK 1178088

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

"David Patterson"

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.)
(An exploration stage company)
Consolidated Statements of Deficit
(Canadian Dollars)

	Year ended	Year ended
	July 31,	July 31,
	2003	2002

Deficit, beginning of year	$ (10,993,429)	$ (10,845,209)

Loss for the year	(665,834)	(148,220)

Deficit, end of year	$ (11,659,263)	$ (10,993,429)

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

TERRA NOVA GOLD CORP. (formerly Globenet Resources Inc.) Schedule B Supplementary Information For the Year Ended July 31, 2003
1.    Analysis of expenses and deferred costs

Please see the financial statements for a breakdown of deferred mineral property expenditures.

2.    Related party transactions

Please see the financial statements for a breakdown of the related party transactions.

3.    a)    Securities issued during the period

Date of		Type of				Type of	Commission
Issue	Type of Security	Issue	Number	Price	Proceeds	Consideration	Paid

13-Sep-02	Common shares	Property	51,370	$0.584	$30,000	Property	$0
		Private
15-Oct-02	Common shares	Placement	200,000	$0.30	$60,000	Cash	$0
20-Dec-02	Common shares	Options	60,000	$0.35	$21,000	Cash	$0
		Private
10-Jan-03	Common shares	Placement	256,756	$0.37	$95,000	Cash	$0
21-Jan-03	Common shares	Warrants	275,000	$0.12	$33,000	Cash	$0
18-Feb-03	Common shares	Warrants	545,000	$0.12	$65,400	Cash	$0
18-Feb-03	Common shares	Warrants	12,000	$0.25	$3,000	Cash	$0
25-Mar-03	Common shares	Property	30,000	$0.12	$3,600	Property	$0
25-Mar-03	Common shares	Property	164,474	$0.304	$50,000	Property	$0
23-Apr-03	Common shares	Warrants	200,000	$0.12	$24,000	Cash	$0
18-Jun-03	Common shares	Warrants	100,000	$0.12	$12,000	Cash	$0
23-Jun-03	Common shares	Warrants	175,000	$0.12	$21,000	Cash	$0
26-Jun-03	Common shares	Warrants	175,000	$0.12	$21,000	Cash	$0
14-Jul-03	Common shares	Property	75,000	$0.25	$18,750	Property	$0
b)     Options granted during the period

Date of			Exercise	Expiry
Grant	Number	Name	Price	Date

06-Aug-02	75,000	Harvey Keats	$0.35	06-Aug-04
06-Aug-02	75,000	Kerry Sparkes	$0.35	06-Aug-04
06-Aug-02	50,000	David Patterson	$0.35	06-Aug-04
06-Aug-02	110,000	Shirley Mooney	$0.35	06-Aug-04
06-Aug-02	305,000	Employees	$0.35	06-Aug-04
21-Aug-02	40,000	Rex Gibbons	$0.40	21-Aug-04
10-Sep-02	25,000	Employees	$0.67	10-Sep-04

4.    a)     Authorized share capital

100,000,000 common shares without par value

b)    Issued and outstanding share capital

9,158,236 shares at a recorded value of $11,794,888

c)     Options, warrants and convertible securities

Type of		Exercise
Security	Number	Price	Expiry Date

Options	555,000	$0.35	August 6, 2004
Options	40,000	$0.40	August 21, 2004
Options	25,000	$0.67	September 10, 2004
Warrants	505,000	$0.12	July 8, 2004
Warrants	938,000	$0.25	July 17, 2004
Warrants	200,000	$0.40	October 15, 2004
Warrants	256,756	$0.50	January 10, 2005

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

Fall 2002 Program

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

The results of the Fall 2002 Program were discussed in detail in the Company’s news release dated December 12, 2002.

The Company received support from the Government of Newfoundland & Labrador in the form of a $48,605 grant under its Junior Company Exploration Assistance Program. The grant partially reimburses expenditures on the Fall 2002 Program.

Spring 2003 Program

In May/June 2003 the Company carried out a 7 hole drill program on the Cape Ray Gold Project to explore for extensions to known mineralization and to fill in gaps in known veins in the 04 and 41 deposits. Six of the seven holes were drilled on the 04 deposit, where previous owners carried out over 9,000 metres of drilling in 35 holes, and identified two principal veins (the ‘A’ and ‘B’ veins) with significant gold mineralization.

The seventh hole was drilled in the 41 deposit where previous owners carried out over 11,000 metres of drilling in 54 holes, and identified five mineralized vein systems with significant gold mineralization.

The Spring 2003 Program drilling expanded the 04 deposit down dip and down plunge, and traced the known mineralization to surface. The results of the Spring 2003 Program were reported in the Company’s news releases dated June 17 and June 23.

The Company received support from the Government of Newfoundland & Labrador in the form of a $56,180 grant under its Junior Company Exploration Assistance Program, of which $26,888 was received subsequent to July 31, 2003. The grant partially reimbursed expenditures on the Spring 2003 Program.

Fall 2003 Program

In late September 2003, the Company began a two month, 3,000 metre diamond drill program focused on the Big Pond and Isle aux Morts areas. It is expected that the results from this program will be reported in mid-November.

The drill program at Big Pond is designed to better define the known mineralized shoots, identify their down plunge extension, and to investigate the possibility of additional mineralized shoots.

In August 2003 an IP geophysical survey was carried out over a portion of the Isle aux Morts property by Discovery International Geophysics Inc. Several highly chargeable and resistive targets similar to, but distinct from, the known Isle aux Morts deposit were identified and were the focus of the Fall 2003 Program drilling at Isle aux Morts. Two holes were also drilled in the Isle aux Morts deposit.

The Company will be applying for two grants in the amount of $121,079 to the Government of Newfoundland & Labrador under its Junior Company Exploration Assistance Program. The grants will partially reimburse expenditures on the Fall 2003 Program.

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

Operating Results

The Company incurred a loss of $665,834 (2002 - $148,220). The Company’s loss per share was $0.09 for 2003 compared to a loss per share of $0.04 for 2002. The Company resumed active business in June 2002 and as a result operating expenses were significantly higher in 2003 compared to 2002. Almost every line item on the statement of operations has increased significantly in 2003.

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

Of the $236,463 expended on exploration during 2003, $190,620 was expended on the Cape Ray property, net of $77,897 in government grants received during the year. The Company completed two drill programs on the Cape Ray property. The Company spent only $45,843 on the South Quinn property as it optioned the property to Bayswater in May 2003.

Management of the Company has traveled extensively throughout Canada and Europe to promote the Company and to seek additional equity financing for the exploration and option commitments on its two projects and for general working capital.

During the year ended July 31, 2003, the Company revised and updated its internet web site ( www.terranovagold.com ), printed promotional material, enhanced shareholder communication and incurred consulting services to help obtain and manage its Berlin Stock Exchange and Frankfurt Stock Exchange listings.

In October, 2002, the Company was approved for listing on the Berlin Stock Exchange. The Company paid $9,456 in consulting services and $7,942 in filing fees to obtain the Berlin listing. In May, 2003, the Company was approved for listing on the Frankfurt Stock Exchange.

Office and miscellaneous, printing and telephone and communications have increased by $51,427 over 2002. During 2003, the Company disseminated more news releases to a broader range of shareholders and potential investors, printed a greater quantity of brochures, news releases and financial statements, and incurred significant postage and mailout costs associated with the Extraordinary General Meeting held on April 9, 2003.

The Company has made no payments to any of its directors or officers except $16,000 was paid to the secretary for services provided to the Company, which services included responding to shareholder inquiries.

The Company paid a private company $52,000 (2002 - $nil) for accounting, secretarial and general administrative services and paid the same private company $13,000 (2002 - $nil) for rent. Rent has increased in 2003 because the Company has increased the amount of office space that it is using.

The Company purchased new geological computer software for $10,347 during year. This software will help the Company model the Cape Ray Project deposits in three dimensions.

Liquidity and Capital Resources

The Company had a working capital deficit at July 31, 2003 of $9,774 compared to a positive working capital position of $331,512 at July 31, 2002. The decrease in working capital is mainly due to the Company’s increased operating expenditures, exploration expenditures and expenditures on computer software.

The Company raised $355,400 during the year pursuant to the issuance of common shares.

The Company sold all of its marketable securities during the year for proceeds of $28,205. This resulted in a gain of $3,105.

Subsequent to the year, on August 27, 2003, the Company completed an investment agreement with Ocean Resources Capital Holdings Plc. ("ORCH"), whereby, ORCH issued to the Company a total of 5,200,000 units in the capital of ORCH (the "Units") at the deemed price of £0.50 per Unit (each Unit consisting of one share and one warrant); and the Company issued to ORCH a loan note (the "Note") in the principal amount of £2,600,000. The Note is convertible and redeemable into common shares of the Company, unsecured and bearing interest at 12% per annum payable by half yearly installments on December 31 and June 30 of each year. The Company sold the 5,200,000 Units and realized net sale proceeds of $2,159,406.

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

It is anticipated that this new financing will be sufficient to cover the Company’s fiscal 2004 operating costs and exploration commitments.

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