Form 10QSB
period 2003-10-31
TERRA NOVA GOLD CORP
filed 2004-01-20
CIK 1178088

Terra Nova Gold Corp.

Quarterly Financial Statements
For The Three Months Ended October 31, 2003
(Unaudited)

TERRA NOVA GOLD CORP.
Balance Sheets
(Canadian Dollars)
(Unaudited)

	October,	July 31,
	2003	2003

ASSETS

Current assets
Cash and cash equivalents	$ 1,991,907	$ 43,501
Amounts receivable	26,696	18,064
Advances for exploration	-	4,010
Prepaid expenses	2,174	-

	2,020,777	65,575

Property, plant and equipment	6,431	7,859

Mineral properties (note 4)	137,540	137,540

	$ 2,164,748	$ 210,974

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 169,837	$ 67,049
Loans payable	-	8,300

	169,837	75,349

Shareholders' equity
Share capital (note 5)	13,881,618	11,794,888
Deficit	(11,886,707)	(11,659,263)

	1,994,911	135,625

	$ 2,164,748	$ 210,974

Commitments (note 4)

Approved on behalf of the Board:

"Harvey Keats"

"David Patterson"

TERRA NOVA GOLD CORP.
Statements of Deficit
(Canadian Dollars)
(Unaudited)

		Three months ended October 31,
	2003	2002

		(restated - note 3)

Deficit, beginning of period	$(11,659,263)	$(10,993,429)

Loss for the period	(227,444)	(239,886)

Deficit, end of period	$(11,886,707)	$(11,233,315)

TERRA NOVA GOLD CORP.
Statements of Operations
(Canadian Dollars)
(Unaudited)

		Three months ended October 31,
	2003	2002

		(restated - note 3)
Expenses
Accounting and auditing fees	$ -	$ 7,281
Administration fees	21,000	16,000
Amortization	1,428	1,374
Consulting fees	-	22,156
Exploration expenditures (schedule 1)	164,070	38,888
Filing fees	11,054	12,715
Legal fees	-	2,242
Management fees	20,333	-
Office and miscellaneous	528	1,795
Printing	297	11,680
Promotion	112	72,880
Rent	3,000	5,800
Telephone and communications	1,611	2,988
Transfer agent fees	1,249	640
Travel	10,566	30,554
Less: interest income	(7,804)	(507)

Loss before other item	(227,444)	(226,486)

Other item
Write-down of marketable securities	-	(13,400)

Loss for the period	$ (227,444)	$ (239,886)

Basic and diluted loss per share	$ (0.02)	$ (0.03)

Weighted average number of shares outstanding	14,498,111	6,902,953

TERRA NOVA GOLD CORP.
Statements of Cash Flows
(Canadian Dollars)
(Unaudited)

		Three months ended October 31,
Cash provided by (used for):	2003	2002

		(restated - note 3)
Operating activities
Loss for the period	$ (227,444)	$ (239,886)
Items not involving cash:
Amortization	1,428	1,374
Write-down of marketable securities	-	13,400
Changes in non-cash operating
working capital items
Amounts receivable	(8,632)	(7,140)
Advances for exploration	4,010	-
Prepaid expenses	(2,174)	16,929
Accounts payable and accrued liabilities	102,788	2,934

	(130,024)	(212,389)

Financing activities
Loans payable	(8,300)	-
Common shares issued for cash	2,086,730	60,000

	2,078,430	60,000

Investing activities
Expenditures on mineral properties	-	(15,000)
Purchases of property, plant and equipment	-	(9,646)

	-	(24,646)

Increase (decrease) in cash	1,948,406	(177,035)

Cash, beginning of period	43,501	292,484

Cash, end of period	$ 1,991,907	$ 115,449

Non-cash investing activity
Shares issued for acquisition of mineral properties	$ -	$ 30,000

TERRA NOVA GOLD CORP. (An exploration stage company) Notes to the Financial Statements October 31, 2003 (Canadian Dollars) (Unaudited)
1.    Nature of Operations and Basis of Presentation

       The Company is a public company incorporated under the Company Act, British Columbia. Its shares are listed on the TSX Venture Exchange. The principal business of the Company is exploration of mineral properties. As of the date of this report, the Company has not determined whether its mineral properties contain ore reserves that are economically recoverable. The recoverability of amounts shown for mineral properties is dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete the exploration of the property and future profitable production from the property or proceeds from disposition.

       These interim financial statements have been prepared in accordance with Canadian generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes to the financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ended July 31, 2004. The balance sheet at July 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.    Significant Accounting Policies

These interim financial statements have been prepared by management in accordance with the accounting policies described in the Company’s annual financial statements for the year ended July 31, 2003 except that the Company has adopted the new recommendations of the Canadian Institute of Chartered Accountants Handbook section 3870, Stock-based Compensation and Other Stock-based Payments , effective August 1, 2003.

This new section requires that a fair value based method of accounting must be used for all stock-based payments to employees, directors and non-employees. The old section only required a fair value based method of accounting for direct awards of stock, stock appreciation rights, and awards that call for settlement in cash or other assets. Also, only stock options granted to non-employees had to be accounted for using a fair value based method.

Accordingly, starting August 1, 2003, compensation expense is determined when stock options are granted and is recognized over the vesting period of the options. The compensation expense is determined as the fair value of the option at the date of grant using an option pricing model.

The Company has chosen early adoption of this new policy and therefore will be accounting for the fair value of stock-based payments on a prospective basis with no restatement of prior periods.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report to Shareholders for the year ended July 31, 2003.

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

As a result of this change, the October 31, 2002 comparative figures have been restated for comparative purposes. The loss has been increased by $38,888 to $239,886 with no change to loss per share.

4.    Mineral Properties

	Cape	South
	Ray	Quinn	Total

Balance at July 31, 2003 and October 31, 2003	$ 120,100	$ 17,440	$ 137,540

South Quinn Lake Property

On May 24, 2002, the Company entered into an option agreement with South Coast Ventures Inc. ("South Coast") to acquire a 100% undivided interest in and to 36 mineral claims comprising the South Quinn Lake gold property located in central Newfoundland. The Company’s option earn-in commitments are follows:

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
  75,000 shares on or before May 23, 2003 (issued) (see note 10);
  75,000 shares on or before May 23, 2004; and
  100,000 shares on or before May 23 ,2005.

4.    Mineral Properties (cont’d)

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

Cape Ray

On August 15, 2002, the Company entered into an option agreement with South Coast to acquire a 100% interest in the Cape Ray property. The Cape Ray property consists of 46 mineral claims located in southwest Newfoundland. The Company’s option earn-in commitments are follows:

	Cash		Share		Exploration
Payments to be made on or before	Payments		Payments		Expenditures

Upon signing	$ 5,000	(paid)
September 13, 2002	$ 10,000	(paid)	$ 30,000	(issued)
March 13, 2003	$ 25,000	(paid)	$ 50,000	(issued)	$ 50,000	(paid)
December 31, 2003	$ 50,000		$ 75,000		$ 400,000
December 31, 2004	$ 55,000		$ 75,000		$ 450,000
December 31, 2005	$ 125,000		$ 150,000		$ 500,000
December 31, 2006	$ 150,000		$ 150,000		$ 500,000

5.    Share Capital

	Number	Amount

Balance at July 31, 2003	9,158,236	$ 11,794,888
Exercise of warrants	60,000	13,700
Conversion of convertible debenture	10,825,966	2,073,030

Balance at October 31, 2003	20,044,202	13,881,618

On August 27, 2003, the Company completed an investment agreement with Ocean Resources Capital Holdings Plc. ("ORCH"), a company whose shares were admitted to trading on the Alternative Investment Market ("AIM") of the London Stock Exchange on February 28, 2003, whereby, ORCH issued to the Company a total of 5,200,000 units in the capital of ORCH (the "Units") at £0.50 per Unit (each Unit consisting of one share and one warrant entitling the holder thereof to acquire one additional share together with one secondary warrant at any time following the issuance of the Units). As consideration, the Company issued to ORCH a loan note (the "Note") in the principal amount of £2,600,000. The Note was convertible and redeemable into common shares of the Company, was unsecured and bore interest at 12% per annum payable by half yearly installments on December 31 and June 30 of each year. The Company sold the 5,200,000 Units and realized net sale proceeds of $2,159,406. The Company paid a finder’s fee in the amount of $86,376.

5.    Share Capital (cont’d)

In accordance with the terms of the investment agreement, ORCH was granted the right to convert the entire £2,600,000 principal amount of the Note to common shares of the Company at C$0.60 per share, for 10,825,966 shares (the "Conversion Shares"), calculated on a previously agreed conversion ratio between the British pound and the Canadian dollar of 1 to 2.4983. No interest was due or payable on the Note at that time, and so no interest was converted.

In addition, the Company issued to ORCH 2,000,000 share purchase warrants entitling ORCH to acquire up to 2,000,000 common shares of the Company at $0.45 per common share expiring on September 8, 2005.

The debenture conversion price of $0.60 per Company common share and the £0.50 value of the ORCH units were established at the time that ORCH initiated discussions to invest in the Company. Subsequently, due to market conditions, ORCH and the Company agreed to proceed with the issuance of the convertible debenture, provided that ORCH was obligated to immediately convert the debenture into Company common shares. The Company required this obligation because the Company would not be able to realize proceeds on the sale of the Units equivalent to the face value of the convertible debenture.

Accordingly, the transaction has been accounted for as an issuance by the Company of 10,825,966 shares for the $2,159,409 realized on the sale of the Units. Share capital has been credited with $2,159,409 less a finder’s fee of $86,376.

6.    Related Party Transactions

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

The following is a summary of the related party transactions that occurred throughout the three months ended October 31:

	2003	2002

Management fees	$ 20,333	$ -
Promotion	$ -	$ 2,000

Accounts payable and accrued liabilities includes $9,564 (2002 – $nil) owing to related parties.

TERRA NOVA GOLD CORP.
(An exploration stage company)
Exploration Expenditures		Schedule 1
(Canadian Dollars)

		Three months ended October 31,
	2003	2002

		(restated - note 3)
Cape Ray Property
Drilling	$ 171,664	$ -
Geochemistry	1,243	-
Geology	-	2,281
Geophysics	18,051	-
Government grants	(26,888)	-

	164,070	2,281

South Quinn Lake Property
Geology	-	36,607

	$ 164,070	$ 38,888

TERRA NOVA GOLD CORP. Schedule B Supplementary Information For the Three Months Ended October 31, 2003
1.    Analysis of expenses and deferred costs

Please see the financial statements for a breakdown of deferred mineral property expenditures and exploration expenditures.

2.    Related party transactions

Please see the financial statements for a breakdown of the related party transactions.

3.    a)    Securities issued during the period

Date of		Type of				Type of	Commission
Issue	Type of Security	Issue	Number	Price	Proceeds	Consideration	Paid

18-Aug-03	Common shares	Warrants	10,000	$0.12	$1,200	Cash	$0
26-Aug-03	Common shares	Warrants	50,000	$0.25	$12,500	Cash	$0
		Convertible
17-Sep-03	Common shares	Debenture	10,825,966	$0.20	$2,159,406	Cash	$86,376
b)     Options granted during the period

None

4.    a)     Authorized share capital

100,000,000 common shares without par value

b)    Issued and outstanding share capital

20,044,202 shares at a recorded value of $13,881,618

c)     Options, warrants and convertible securities

Type of		Exercise
Security	Number	Price	Expiry Date

Options	555,000	$0.35	August 6, 2004
Options	40,000	$0.40	August 21, 2004
Options	25,000	$0.67	September 10, 2004
Warrants	495,000	$0.12	July 8, 2004
Warrants	888,000	$0.25	July 17, 2004
Warrants	200,000	$0.40	October 15, 2004
Warrants	256,756	$0.50	January 10, 2005
Warrants	2,000,000	$0.45	September 8, 2005
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

Since entering into the option agreement to acquire the Cape Ray Property, the Company has carried out three exploration programs: 1) the Fall 2002 program; 2) the Spring 2003 program; and 3) the Fall 2003 program. A summary of the Fall 2003 program is provided below.

The Fall 2003 Program consisted of 1,933 metres of BQ diamond drilling in 24 holes. Sixteen holes totalling 1,379 metres were drilled in the Big Pond deposit, two holes totalling 106 metres were drilled in the 04 deposit, two holes totalling 121 metres were drilled in the Isle aux Morts deposit and four holes totalling 346 metres targeted IP geophysical anomalies in the Isle aux Morts area. The Fall 2003 program was reported on in detail in the Company's news release dated November 17, 2003.

Drilling by previous owners on the Big Pond deposit identified two poorly defined parallel-plunging mineralized quartz vein shoots within a more widespread mineralized system. Four previous holes in the ‘A’ shoot averaged 12.8 g/t over 2.3 metres. Three previous holes in the ‘B’ shoot averaged 14.7 g/t over 1.3 metres. The Big Pond shoots were intersected with widely spaced holes from 25 metres to 120 metres below surface. There is also an intersection of 30.0 g/t over 0.2 metres which may be on the edge of a third parallel-plunging mineralized shoot.

The Fall 2003 Program was designed to better define the known mineralized shoots at Big Pond and identify their down plunge extension.

Ten holes drilled into the ‘A’ shoot at Big Pond intersected gold mineralization. One additional hole targeting the ‘A’ shoot was abandoned due to mechanical problems, and one hole encountered no significant gold mineralization. Highlights include 6.99 g/t Au over 3.15 metres in BP-03-01, 10.51 g/t Au over 1.31 metres in BP-03-04 and 6.24 g/t Au over 3.04 metres in BP-03-15.

Drilling has indicated that the ‘A’ shoot is much more complex than previously anticipated. The vein ranges from 0.61 metres thick to 5.30 metres thick, and consists of both competent cohesive quartz and quartz breccia with 10 to 20% wall rock fragments. Gold mineralization is highly dependant upon sulphide content, and thick intersections of vein material are not indicative of high grade gold. Pyrite content ranges from trace to 75% sulphide. The vein also appears to have a much steeper plunge than previously thought and remains open down dip and down plunge.

The mineralized vein was intersected in three of the four holes drilled into the ‘B’ shoot at Big Pond, however results were insignificant. Management is currently assessing its interpretation of the ‘B’ shoot in light of the previous high grade intercepts in the ‘B’ shoot.

In August 2003, an IP geophysical survey was carried out over a portion of the Isle aux Morts property by Discovery International Geophysics Inc. Several highly chargeable and resistive targets similar to, but distinct from, the known Isle aux Morts deposit were identified. In the Fall 2003 Program, 4 BQ holes tested IP geophysical anomalies to the north of the known Isle aux Morts deposit; none of the holes encountered significant gold mineralization.

Two BQ holes, IMR-03-11 and IMR-03-12, both drilled to test the down dip extension of the known Isle aux Morts deposit encountered significant gold mineralization. Down-hole intervals are interpreted to be close to true width. IMR-03-11 encountered 6.1 metres of 9.99 g/t Au, including 3 metres of 16.60 g/t Au all in sulphide bearing quartz vein. IMR-03-12 encountered 16.6 metres of 3.33 g/t Au, including 4.6 metres of 5.23 g/t Au in sulphide bearing metasediments and quartz vein.

Two holes were drilled in the 04 deposit on the Cape Ray Claim Group in the Fall 2003 program. CR-03-08 was successful in tracing a known mineralized zone to surface and intersected 1.52 metres of 30.1 g/t Au. CR-03-09, designed to better define the limits of the mineralization in a known vein, encountered no significant gold mineralization but is believed to have intersected a late fault.

In conjunction with Cornestone Capital Resources Inc., an adjoining landowner, the entire Cape Ray Property was flown in September 2003 with a high resolution gradient aeromagnetic survey on a 100 metre line spacing. The survey, the results of which are pending, has the potential to identify new areas for detailed follow-up and to identify possible extensions to the known deposits.
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

Operating Results

During the three months ended October 31, 2003, the Company incurred a loss of $227,444 (2002 - $239,886). The Company’s loss per share was $0.02 for 2003 compared to a loss per share of $0.03 for 2002.

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

The new policy is consistent with current reporting practices in the mining industry and management considers the change will appropriately present the Company’s operations and financial position. This change in accounting policy has been applied retroactively to 2002 and has increased the 2002 net loss by $38,888 with no change to loss per share.

During the period, the Company spent $190,958 (2002 - $2,281) on exploration of its Cape Ray property. The Company received $26,888 (2002 - nil) from the Government of Newfoundland and Labrador through their Junior Company Exploration Assistance Program. These monies are used to offset exploration expenditures. During the three months ended October 31, 2003, the Company spent nil (2002 - $36,607) on its South Quinn property as this property has been optioned to Bayswater (see above).

Effective August 1, 2003, the Company has adopted the new recommendations of the Canadian Institute of Chartered Accountants Handbook section 3870, Stock-based Compensation and Other Stock-based Payments .

This new section requires that a fair value based method of accounting must be used for all stock-based payments to employees, directors and non-employees.

Accordingly, starting August 1, 2003, compensation expense is determined when stock options are granted and is recognized over the vesting period of the options. The compensation expense is determined as the fair value of the option at the date of grant using an option pricing model.

The Company has chosen early adoption of this new policy and therefore will be accounting for the fair value of stock-based payments on a prospective basis with no restatement of prior periods. The Company did not grant any stock options during the three months ended October 31, 2003.

Other than exploration expenditures, most of the expenditure line items have decreased during the three months period ending October 31, 2003 compared to 2002. Management has curtailed travel and promotion significantly as the Company is fully financed for fiscal 2004 and will be focused on the exploration of its Cape Ray property for fiscal 2004. This has also resulted in a corresponding decrease in office and miscellaneous, printing and telephone and communications costs.

The Company paid $20,333 (2002 – nil) to the President and two directors for management services provided to the Company.

The Company paid a private company $21,000 (2002 - $16,000) for accounting, secretarial and general administrative services and paid the same private company $3,000 (2002 - $4,000) for rent.

The Company’s interest income has increased by $7,297 in 2003 compared to 2002 because the Company’s cash balance has been much higher during the first three months of 2003 compared to 2002.

Liquidity and Capital Resources

As at October 31, 2003, the Company had working capital of $1,850,940 compared to a working capital deficit of $9,774 at July 31, 2003. The increase in working capital is mainly attributable to the completion of the investment agreement described below.

On August 27, 2003, the Company completed an investment agreement with Ocean Resources Capital Holdings Plc. ("ORCH"), a company whose shares were admitted to trading on the Alternative Investment Market ("AIM") of the London Stock Exchange on February 28, 2003, whereby, ORCH issued to the Company a total of 5,200,000 units in the capital of ORCH (the "Units") at £0.50 per Unit (each Unit consisting of one share and one warrant entitling the holder thereof to acquire one additional share together with one secondary warrant at any time following the issuance of the Units). As consideration, the Company issued to ORCH a loan note (the "Note") in the principal amount of £2,600,000. The Note was convertible and redeemable into common shares of the Company, was unsecured and bore interest at 12% per annum payable by half yearly installments on December 31 and June 30 of each year. The Company sold the 5,200,000 Units and realized net sale proceeds of $2,159,406. The Company paid a finder’s fee in the amount of $86,376.

In accordance with the terms of the investment agreement, ORCH was granted the right to convert the entire £2,600,000 principal amount of the Note to common shares of the Company at C$0.60 per share, for 10,825,966 shares (the "Conversion Shares"), calculated on a previously agreed conversion ratio between the British pound and the Canadian dollar of 1 to 2.4983. No interest was due or payable on the Note at that time, and so no interest was converted.

In addition, the Company issued to ORCH 2,000,000 share purchase warrants entitling ORCH to acquire up to 2,000,000 common shares of the Company at $0.45 per common share expiring on September 8, 2005.

The debenture conversion price of $0.60 per Company common share and the £0.50 value of the ORCH units were established at the time that ORCH initiated discussions to invest in the Company. Subsequently, due to market conditions, ORCH and the Company agreed to proceed with the issuance of the convertible debenture, provided that ORCH was obligated to immediately convert the debenture into Company common shares. The Company required this obligation because the Company would not be able to realize proceeds on the sale of the Units equivalent to the face value of the convertible debenture.

Accordingly, the transaction has been accounted for as an issuance by the Company of 10,825,966 shares for the $2,159,409 realized on the sale of the Units. Share capital has been credited with $2,159,409 less a finder’s fee of $86,376.

The Company also raised $13,700 during the three months ended October 31, 2003 pursuant to the exercise of 60,000 warrants.

The Company’s current working capital will be sufficient to meet its exploration commitments and its operating costs for 2004.

Investor Relations

The Company responded to shareholder inquiries.